Form 10-K
period 2024-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C21
filed 2025-03-27
CIK 1631406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2024

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

EXPLANATORY NOTES

The MSBAM 2015-C21 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

• the Discovery Business Center mortgage loan, which was serviced pursuant to the MSBAM 2015-C20 pooling and servicing agreement attached hereto as Exhibit 4.2 until November 10, 2024, the date on which such mortgage loan was repaid in its entirety.

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

• Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the MSBAM 2015-C20 pooling and servicing agreement, pursuant to which the Discovery Business Center mortgage loan was serviced. Because Midland Loan Services is not the MSBAM 2015-C21 master servicer, is not affiliated with any sponsor and serviced only the Discovery Business Center mortgage loan, which constituted more than 5% but less than 10% of the mortgage pool, Midland Loan Services, as MSBAM 2015-C20 master servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• Rialto Capital Advisors, LLC is the current special servicer under the MSBAM 2015-C20 pooling and servicing agreement, pursuant to which the Discovery Business Center mortgage loan was serviced. In July 2018, CWCapital Asset Management LLC was replaced as special servicer under the MSBAM 2015-C20 pooling and servicing agreement and was succeeded by Rialto Capital Advisors, LLC. Because Rialto Capital Advisors, LLC is not the MSBAM 2015-C21 special servicer, is not affiliated with any sponsor and serviced only the Discovery Business Center mortgage loan, which constituted more than 5% but less than 10% of the mortgage pool, Rialto Capital Advisors, LLC, as MSBAM 2015-C20 special servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•KeyBank National Association, as master servicer, engaged the services of NorthMarq Capital, LLC, as a servicing function participant during the reporting period.

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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In October 2024, the Second Circuit denied Commerzbank AG’s appeal. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

(4.2) Pooling and Servicing Agreement, dated as of January 1, 2015, between Morgan Stanley Capital I Inc., as depositor, Midland Loan Services, a Division of PNC Bank, National Association, as master servicer, CWCapital Asset Management LLC, as special servicer, Park Bridge Lender Services LLC, as trust advisor, and Wells Fargo Bank, National Association, as trustee, custodian, certificate administrator, certificate registrar and authenticating agent, relating to the MSBAM 2015-C20 securitization transaction, pursuant to which the Discovery Business Center Mortgage Loan was serviced (filed as Exhibit 4.2 to the registrant's Current Report on Form 8-K/A filed on June 22, 2015 under SEC File No. 333-180779-14 and incorporated by reference herein).

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

33.6     Mount Street US (Georgia) LLP, as Special Servicer

33.7     Situs Holdings, LLC, as Operating Advisor

33.8     Berkadia Commercial Mortgage LLC, as Primary Servicer

33.9     NorthMarq Capital, LLC, as Servicing Function Participant

33.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2015-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: Discovery Business Center (from 1/1/24 to the date of repayment)

33.11  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2015-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: Discovery Business Center (from 1/1/24 to the date of repayment)

33.12  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C21 securitization, pursuant to which the following mortgage loans were serviced by such party: 555 11th Street NW (from 1/1/24 to 12/31/24)

33.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: Discovery Business Center (from 1/1/24 to the date of repayment) (see Exhibit 33.3)

33.14  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: Discovery Business Center (from 1/1/24 to the date of repayment) (see Exhibit 33.4)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6     Mount Street US (Georgia) LLP, as Special Servicer

34.7     Situs Holdings, LLC, as Operating Advisor

34.8     Berkadia Commercial Mortgage LLC, as Primary Servicer

34.9     NorthMarq Capital, LLC, as Servicing Function Participant

34.10  Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer under the MSBAM 2015-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: Discovery Business Center (from 1/1/24 to the date of repayment)

34.11  Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2015-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: Discovery Business Center (from 1/1/24 to the date of repayment)

34.12  LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C21 securitization, pursuant to which the following mortgage loans were serviced by such party: 555 11th Street NW (from 1/1/24 to 12/31/24)

34.13  Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: Discovery Business Center (from 1/1/24 to the date of repayment) (see Exhibit 34.3)

34.14  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: Discovery Business Center (from 1/1/24 to the date of repayment) (see Exhibit 34.4)

(35) Servicer compliance statement.

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

35.4     Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5     KeyBank National Association, as Master Servicer

35.6     Mount Street US (Georgia) LLP, as Special Servicer

35.7     Berkadia Commercial Mortgage LLC, as Primary Servicer

35.8     LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C21 securitization, pursuant to which the following mortgage loans were serviced by such party: 555 11th Street NW (from 1/1/24 to 12/31/24)

35.9     Wells Fargo Bank, National Association, as Custodian under the MSBAM 2015-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: Discovery Business Center (from 1/1/24 to the date of repayment) (see Exhibit 35.3)

35.10  Computershare Trust Company, National Association, as Servicing Function Participant under the MSBAM 2015-C20 securitization, pursuant to which the following mortgage loans were serviced by such party: Discovery Business Center (from 1/1/24 to the date of repayment) (see Exhibit 35.4)

(99.1)  Mortgage Loan Purchase Agreement, dated February 13, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on June 22, 2015 under SEC File No. 333-180779-14 and incorporated by reference herein).

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

Date:  March 26, 2025