Form 10-K
period 2025-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2015-C21
filed 2026-03-24
CIK 1631406

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.7, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under the pooling and servicing agreement.

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

33.6    Mount Street US (Georgia) LLP, as Special Servicer

33.7    Situs Holdings, LLC, as Operating Advisor

33.8    Berkadia Commercial Mortgage LLC, as Primary Servicer

33.9    NorthMarq Capital, LLC, as Servicing Function Participant

33.10 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C21 securitization, pursuant to which the following mortgage loans were serviced by such party: 555 11th Street NW (from 1/1/25 to 12/31/25)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6    Mount Street US (Georgia) LLP, as Special Servicer

34.7    Situs Holdings, LLC, as Operating Advisor

34.8    Berkadia Commercial Mortgage LLC, as Primary Servicer

34.9    NorthMarq Capital, LLC, as Servicing Function Participant

34.10 LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C21 securitization, pursuant to which the following mortgage loans were serviced by such party: 555 11th Street NW (from 1/1/25 to 12/31/25)

(35). Servicer compliance statement.

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

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    KeyBank National Association, as Master Servicer

35.6    Mount Street US (Georgia) LLP, as Special Servicer

35.7    Berkadia Commercial Mortgage LLC, as Primary Servicer

35.8    LNR Partners, LLC, as Special Servicer under the MSBAM 2015-C21 securitization, pursuant to which the following mortgage loans were serviced by such party: 555 11th Street NW (from 1/1/25 to 12/31/25)

(99.1) Mortgage Loan Purchase Agreement, dated February 13, 2015, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K/A filed on June 22, 2015 under SEC File No. 333-180779-14 and incorporated by reference herein).

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

Date:  March 24, 2026